Form 10-K
period 2002-03-01
ABN AMRO MORTGAGE CORP
filed 2002-03-26
CIK 943489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 Commission file number 333-42127 ABN AMRO Mortgage Corporation (as depositor under the Pooling and Servicing Agreement, Dated as of March 1, 1998 providing for, inter alia, the issuance of ABN AMRO Mortgage Corporation Mortgage Pass-Through Certificates Series 1998-1) (Exact name of registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation or organization) 363886007 (I.R.S. Employer Identification No.) 181 West Madison Street, Chicago, Illinois 60602 (Address of principal executive offices) 60602 (Zip Code) Registrant's telephone number, including area code: (248) 643-2530 Securities registered pursuant to Section 12(b) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. Not Applicable (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable PART I Item 1. Business. Not applicable Item 2. Properties. Not applicable Item 3. Legal Proceedings. The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties. Item 4. Submission of Matters to a Vote of Security Holders. None. PART II Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Not applicable. Item 6. Selected Financial Data. Not applicable. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Not applicable. Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable. Item 8. Financial Statements and Supplementary Data. Not applicable. Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. None. PART III Item 10. Directors and Executive Officers of the Registrant. Not applicable. Item 11. Executive Compensation. Not applicable. Item 12. Security Ownership of Certain Beneficial Owners and Management. Not applicable. Item 13. Certain Relationships and Related Transactions. Not applicable. PART IV Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits (99.1) Annual Independent Accountant's Servicing Report (99.2) Annual Statement of Compliance (b) Reports on Form 8-K were filed during the last quarter of 2001 in order to provide statements for the monthly distributions to investors on September 27, 2001, October 25, 2001, November 27, 2001, and December 26, 2001. Exhibits 99.1 and 99.2 are not filed herewith since documents were not received at least three business days prior to the due date of this report. The documents will be included in the Form 10-K/A to be filed within 30 days of the receipt of such documents. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LaSalle Bank National Association, in its capacity as Agent for the Trustee under the Pooling and Servicing Agreement on behalf of ABN AMRO Mortgage Corporation, Registrant By: /s/ Cynthia Reis --------------------------- Cynthia Reis First Vice President Date: March 25, 2002