Form 10-K/A
period 2002-08-01
ABN AMRO MORTGAGE CORP
filed 2002-08-30
CIK 943489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 Commission file number 333-42127 ABN AMRO Mortgage Corporation (as depositor under the Pooling and Servicing Agreement, Dated as of March 1, 1998 providing for, inter alia, the issuance of ABN AMRO Mortgage Corporation Mortgage Pass-Through Certificates Series 1998-1) (Exact name of registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation or organization) 363886007 (I.R.S. Employer Identification No.) 181 West Madison Street, Chicago, Illinois 60602 (Address of principal executive offices) 60602 (Zip Code) Registrant's telephone number, including area code: (248) 643-2530 Securities registered pursuant to Section 12(b) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Form 10-K which was filed on March 25, 2002 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits (99.1) Annual Independent Accountant's Servicing Report (99.2) Annual Statement of Compliance (b) Reports on Form 8-K were filed during the last quarter of 2001 in order to provide statements for the monthly distributions to investors on September 27, 2001, October 25, 2001, November 27, 2001, and December 26, 2001. Exhibits 99.1 and 99.2 are not filed herewith since documents were not received at least three business days prior to the due date of this report. The documents will be included in the Form 10-K/A to be filed within 30 days of the receipt of such documents. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LaSalle Bank National Association, in its capacity as Agent for the Trustee under the Pooling and Servicing Agreement on behalf of ABN AMRO Mortgage Corporation, Registrant By: /s/ Cynthia Reis --------------------------- Cynthia Reis First Vice President Date: May 21, 2002