Form 10-K
period 2003-03-01
ABN AMRO MORTGAGE CORP
filed 2003-03-31
CIK 943489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333 73036

ABN AMRO Mortgage Corporation (as depositor under the Pooling and Servicing Agreement, Dated as of July 1, 2002 providing for, inter alia, the issuance of ABN AMRO Mortgage Corporation Mortgage Pass Through Certificates Series 2002 6)

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

363886007

(I.R.S. Employer Identification No.)

135 South LaSalle Street, Chicago, Illinois

(Address of principal executive offices)

60603

(Zip Code)

Registrant's telephone number, including area code: (312) 904 2000

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

Mortgage Pass Through Certificates, Series 2002 6

By: /s/ Mary P. Sperlik

Mary P. Sperlik

First Vice President,

ABN AMRO Mortgage Group, Inc. as Servicer for ABN AMRO Mortgage Corporation

Date: March 27, 2003

Certification

ABN AMRO Mortgage Corporation

Mortgage Pass Through Certificates, Series 2002 6

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